Form 10-Q
period 2009-03-31
Kona Coast Systems, Inc.
filed 2010-04-02
CIK 1461912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: March 31, 2009.
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

Kona Coast Systems, Inc.

(Exact name of small business issuer as specified in its charter)

———————

Delaware	000-53623	26-4291597
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

360 Main Street

Washington, VA 22747

(Address of Principal Executive Office) (Zip Code)

540-675-3149

(Issuer’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

As of March 31, 2009, there were 10,000 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Kona Coast Systems, Inc.
Balance Sheet
As of March 31, 2009
(UNAUDITED)

March 2009

ASSETS
Current Assets
Cash	100
Total Current Assets	100

TOTAL ASSETS	100

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities	0
Borrow from Shareholders	90

Total Liabilities	0

Equity
Capital Stock	10
Additional paid-in capital	0
Retained Earnings	0
Total Stockholders’ Equity	10

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	100

3

Kona Coast Systems, Inc.
Profit & Loss
For the Quarter Ended March 31, 2009
(UNAUDITED)

Three Months Ended
March 2009

Ordinary Income/Expense
Expense
0

Total Expense	0

Net Ordinary Income	0

Net Income	0

4

Kona Coast Systems, Inc.
Statement of Cash Flows
For the Quarter Ended March 31, 2009
(UNAUDITED)

Three Months Ended
March 2009

OPERATING ACTIVITIES
Net Income	0
Adjustments to reconcile Net Income
To net cash provided by operations:	0

Net cash provided by Operating Activities	0

FINANCING ACTIVITIES
Borrow from Shareholder	90
Issuance of common stock	10

Net cash provided by Financing Activities	100

Net cash increase for period	100

Cash at beginning of period	0

Cash at end of period	100

5

1. Description of the Company and Summary of Significant Accounting Policies

Description of the Company

Kona Coast Systems, Inc., a Delaware corporation, was formed on February 11, 2009. The Company is currently seeking registration of its common stock in accordance with the Securities Exchange Act of 1934. The Company currently has no operations or significant cash flows.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires

Basis of Accounting

The Company's policy is to prepare its financial statements on the accrual basis of accounting in accordance with generally accepted accounting principles. Revenues are recognized when earned. Expenses are recognized in the period in which they are incurred.

Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost which approximates fair market value.

Stock-Based Compensation Plans

The Company currently does not have any stock-based compensation plans.

Income Taxes

The Company recognizes income tax expense based on the liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the income tax effect of temporary differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes. Deferred tax expense or benefit is the result of changes in deferred tax assets and liabilities during the period.

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilative common shares outstanding. For the quarter ended March 31, 2009, the Company did not have potentially dilative shares issued or outstanding.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable.

2. Going Concern

The accompanying financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Currently, the Company has no operations, significant assets or cash flows. The Company's continuation as a going concern is dependent on major shareholder funding and/or the Company entering into any share exchange agreement with a company whose has sufficient resources.

3. Common Stock

The Company is authorized to issue up to 35,000 shares of its common stock, par value $0.001 per share. On February 24, 2009, the Company issued 10,000 common shares to Belmont Partners, LLC at $0.001 per share, or $10. At March 31, 2009, the Company had 10,000 shares of common stock issued and outstanding. The Company had no shares issued and outstanding at December 31, 2008

4. Borrowings from Shareholder

On February 24, 2009 and in conjunction with the issuance of common stock to Belmont Partners, LLC, Belmont Partners, LLC, the Company’s sole shareholder, advanced the Company $90 to establish a bank account for the Company.  At December 31, 2009, the Company owed $90 to the sole shareholder.  The advances are unsecured and due on demand.

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

Kona Coast Systems, Inc. (the "Company") was originally incorporated on February 11, 2009 under the laws of the State of Delaware.  The  Company  was  initially formed  as a  "blank  check"  entity  for  the  purpose  of  seeking a merger, acquisition or other business  combination  transaction  with a privately  owned entity seeking to become a publicly-owned entity.

The Company’s current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

It is the intent of management and significant stockholders to provide sufficient working capital necessary to support and preserve the integrity of the corporate entity.  However, there is no legal obligation for either management or significant stockholders to provide additional future funding. Should this pledge fail to provide financing, the Company has not identified any alternative sources.  Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's need for capital may change dramatically because of any business acquisition or combination transaction.  There can be no assurance that the Company will identify any such business, product, technology or company suitable for acquisition in the future.  Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage the business, product, technology or company it acquires.

Plan of Operation

The Company’s current purpose is to seek, investigate and, if such investigation warrants, merge or acquire an interest in business opportunities presented to it by persons or companies who or which desire to seek the perceived   advantages of a Securities   Exchange Act of 1934   registered corporation.  As of the date of this registration statement, the Company has no particular acquisitions in mind and has not entered into any negotiations regarding such an acquisition, and neither the Company’s officer and director nor any  promoter  and  affiliate  has  engaged  in any  negotiations  with  any representatives  of  the  owners  of  any  business  or  company  regarding  the possibility of a merger or acquisition between the Company and such other company.

Pending negotiation and consummation of a combination,   the Company anticipates  that  it  will  have,  aside  from  carrying  on its  search  for a combination partner, no business activities, and, thus, will have no source of revenue.  Should the Company incur any significant liabilities prior to a combination  with  a  private  company,  it may  not be  able  to  satisfy  such liabilities as are incurred.

If the Company’s management pursues one or more combination opportunities beyond the preliminary   negotiations   stage and those   negotiations   are subsequently terminated, it is foreseeable that such efforts will exhaust the Company's ability to continue to seek such combination opportunities before any successful combination can be consummated.  In that event, the Company is common stock will become worthless and holders of the Company’s common stock will receive a nominal distribution, if any, upon the Company’s liquidation and dissolution.

Item 3.

 Quantitative and Qualitative Disclosures about Market Risk.

There are numerous factors that affect the Company's business and the results of its operations. These factors include general economic and business conditions; our ability to raise such funds as are necessary to maintain our operations; the ability of management to execute its business plan.

Item 4.

Controls and Procedures.

Evaluation of our Disclosure Controls

As of the end of the period covered by this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”). Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in internal control over financial reporting

There have been no changes in our internal controls over financial reporting during our first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.

Legal Proceedings.

We are currently not a party to any pending legal proceedings and no such actions by, or to the best of our knowledge, against us have been threatened.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On February 24, 2009, the Company issued 10,000 common shares to Belmont Partners, LLC at $0.001 per share, or $10.

Item 3.

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

Item 5.

Other Information.

None

Item 6.

Exhibits.

Exhibit Number	Exhibit Title
31.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Joseph Meuse pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Incorporated by reference to Exhibit 3.2 to our registration statement on Form 10-SB filed on April 14, 2009 (File no: 000-53623)

SIGNATURES

In accordance with the requirements of Section Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Kona Coast Systems, Inc.

Date: February 7, 2010	By:	/s/ Joseph Meuse
Joseph Meuse
President and Chief Executive Officer