Form 10-Q
period 2009-09-30
Kona Coast Systems, Inc.
filed 2010-04-02
CIK 1461912

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2009.
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

Yes ☐    No ☒

As of September 30, 2009, there were 10,000 shares outstanding of the registrant’s common stock.

PART I - FINANCIAL INFORMATION

Kona Coast Systems, Inc.
Balance Sheet
As of September 30, 2009
(UNAUDITED)

September 2009

ASSETS
Current Assets
Cash	100

Total Current Assets	100

TOTAL ASSETS	100

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities	0
Borrowings from shareholders	90

Total Liabilities	90

Equity
Common stock	10
Additional paid-in capital	0
Retained Earnings	0

Total Stockholders’ Equity	10

TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	100

3

Kona Coast Systems, Inc.
Statement of Operations
For the Quarter Ended September 30, 2009
(UNAUDITED)

	3 Month Ended September 2009	9 Months Ended September 2009

Ordinary Income/Expense

Expense	0.00	0.00

Total Expense	0.00	0.00

Net Ordinary Income	0.00	0.00

Net Income	0.00	0.00

4

Kona Coast Systems, Inc.
Statement of Cash Flows
For the Quarter Ended September 30, 2009
(UNAUDITED)

Nine Months Ended September 2009

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

Earnings (Loss) Per Share

The Company reports both basic earnings per share, which is based on the weighted average number of common shares outstanding, and diluted earnings per share, which is based on the weighted average number of common shares as well as all potentially dilative common shares outstanding. For the quarter ended September 30, 2009, the Company did not have potentially dilative shares issued or outstanding.

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

3. Common Stock

The Company is authorized to issue up to 35,000 shares of its common stock, par value $0.001 per share. On February 24, 2009, the Company issued 10,000 common shares to Belmont Partners, LLC at $0.001 per share, or $10. At September 30, 2009, the Company had 10,000 shares of common stock issued and outstanding. The Company had no shares issued and outstanding at December 31, 2008.

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

Defaults Upon Senior Securities.

None

Item 4.

Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending September 30, 2009, covered by this report to a vote of our shareholders, through the solicitation of proxies or otherwise.

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